Form 10QSB
period 2007-03-31
Amber Hill, Inc.
filed 2007-05-15
CIK 1384395

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52371

AMBER HILL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0783632
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

500 Canvasback Cove

Sumter, South Carolina  29150

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (803) 236-4113
Issuer's facsimile number: (803) 765-0072

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2007: 9,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

AMBER HILL, INC.
(a corporation in the development stage)

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – March 31, 2007 (unaudited)………………… ……………………………………………….3

Statements of Operations for the three months ended March 31, 2007 and the cumulative period from October 11, 2006 (inception) to March 31, 2007 (unaudited)………… …4

Statements of Cash Flows for the three months ended March 31, 2007 And the cumulative period from October 11, 2006 (inception) to March 31, 2007 (unaudited) 5

Item 2.  Management's Discussion and Analysis or Plan of Operation

6

Item 3.  Controls and Procedures

7

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

7

Item 3.  Defaults Upon Senior Securities

7

Item 4.  Submission of Matters to a Vote of Security Holders

7

Item 5.  Other Information

7

Item 6.  Exhibits

8

Signatures

8

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Balance Sheet
As of March 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$ 4,052
TOTAL CURRENT ASSETS	4,052

TOTAL ASSETS	$ 4,052

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2007)	$ -
Common stock ($.0001 par value; 100,000,000 shares authorized:
9,000,000 issued and outstanding at March 31, 2007)	900
Paid in Capital	40,332
Retained Deficit	(37,180)
TOTAL STOCKHOLDERS' EQUITY	4,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,052

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Statement of Operations
For the Three Months Ended March 31, 2007

	For the	Cumulative
	Three	Totals
	Months Ended	Since
	March 31, 2007	Inception
REVENUES:
Income	$ -	$ -
Total Revenue	-	-

EXPENSES:
Professional Fees	2,500	35,925
Selling, General, and Administrative	3	1,255
Total Expenses	2,503	37,180

Loss from operations	$ (2,503)	$ (37,180)

Provision for income taxes	-	-

NET LOSS	$ (2,503)	$ (37,180)

Basic and fully diluted net loss per common share:	$ (0.000)	$ (0.004)

Weighted average common shares outstanding	9,000,000	9,000,000

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Statement of Cash Flows
For the Three Months Ended March 31, 2007

	For the	Cumulative
	Three	Totals
	Months Ended	Since
	March 31, 2007	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,503)	$ (37,180)
Adjustments to reconcile net (loss) to net cash used in operations:
Expenses paid by stockholders	-	1,232
NET CASH USED IN OPERATING ACTIVITIES	(2,503)	(35,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	900
Contributions of capital in cash by members	-	39,100
	-	40,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,503)	4,052

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6,555	-

END OF THE PERIOD	$ 4,052	$ 4,052

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company was in the business of locating a candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from an offering of its securities. There is no assurance the Company will be able to obtain such equity funding.

The Company has not realized any revenues from operations to date, and its plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company expects that it will incur minimal expenses over the next twelve months, but it can provide no assurance that it can continue to satisfy cash requirements for that period.

Results of Operation

The Company did not have any operating income from its inception on October 11, 2006 through March 31, 2007. The Company recognized a net loss of $37,180 during that period. Expenses during this period were comprised mainly of professional fees and administrative costs. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At March 31, 2007, the Company had total capital resources consisting of $4,052 in cash. The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

Management anticipates seeking out a target operating company primarily through Management's business contacts and prior existing relationships. Management may seek such targets directly or may employ one or more other individuals or entities to conduct or assist it in its efforts.

The Company and or its shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or its shareholders may enter into agreements with other consultants to assist it in locating a target company.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent managements current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•

our ability to secure the additional financing adequate to execute our business plan;

•

our ability to identify, negotiate and complete the acquisition of an operating business, consistent with our business plan;

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation.  Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits:

*3.1

Certificate of Incorporation, as filed with the Nevada Secretary of State on April 16, 2006.

*3.2

By-Laws.

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 21, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  May 15, 2007

AMBER HILL, INC.

By: /s/ Julia J. Alexander

           Julia J. Alexander

8