Form 10QSB
period 2007-06-30
Amber Hill, Inc.
filed 2007-08-20
CIK 1384395

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 9,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

{A0040282.DOC}

AMBER HILL, INC.
(a corporation in the development stage)

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – June 30, 2007 (unaudited)………………… ………………………………………………. 4

Statements of Operations for the six months ended June 30, 2007 and the cumulative period from October 11, 2006 (inception) to June 30, 2007 (unaudited)………… … 5

Statements of Cash Flows for the three months ended March 31, 2007 And the cumulative period from October 11, 2006 (inception) to June 30, 2007 (unaudited) 6

Item 2.  Management's Discussion and Analysis or Plan of Operation

6

Item 3.  Controls and Procedures

7

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

7

Item 3.  Defaults Upon Senior Securities

7

Item 4.  Submission of Matters to a Vote of Security Holders

7

Item 5.  Other Information

7

Item 6.  Exhibits

8

Signatures

8

{A0040282.DOC}

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Balance Sheet
As of June 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$ 864
TOTAL CURRENT ASSETS	864

TOTAL ASSETS	$ 864

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at June 30, 2007)	$ -
Common stock ($.0001 par value; 100,000,000 shares authorized:
9,000,000 issued and outstanding at June 30, 2007)	900
Paid in Capital	53,674
Retained Deficit	(53,710)
TOTAL STOCKHOLDERS' EQUITY	864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 864

{A0040282.DOC}

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Statement of Operations
For the Six Months Ended June 30, 2007

	For the	For the	Cumulative
	Three	Six	Totals
	Months Ended	Months Ended	Since
	June 30, 2007	June 30, 2007	Inception
REVENUES:
Income	$ -		$ -
Total Revenue	-		-

EXPENSES:
Professional Fees	16,518	19,018	52,443
Selling, General, and Administrative	12	15	1,267
Total Expenses	16,530	19,033	53,710

Loss from operations	$ (16,530)	$ (19,033)	$ (53,710)

Provision for income taxes	-	-	-

NET LOSS	$ (16,530)	$ (19,033)	$ (53,710)

Basic and fully diluted net loss per common share:	$ (0.002)	$ (0.002)	$ (0.006)

Weighted average common shares outstanding	9,000,000	9,000,000	9,000,000

{A0040282.DOC}

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Statement of Cash Flows
For the Six Months Ended June 30, 2007

	For the	For the	Cumulative
	Three	Six	Totals
	Months Ended	Months Ended	Since
	June 30, 2007	June 30, 2007	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (16,530)	$ (19,033)	$ (53,710)
Adjustments to reconcile net (loss) to net cash used in operations:
Expenses paid by stockholders	-	-	1,232
NET CASH USED IN OPERATING ACTIVITIES	(16,530)	(19,033)	(52,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	-	900
Contributions of capital in cash by members	13,342	13,342	52,442
	13,342	13,342	53,342

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,188)	(5,691)	864

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	4,052	6,555	-

END OF THE PERIOD	$ 864	$ 864	$ 864

{A0040282.DOC}

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

Results of Operation

The Company did not have any operating income from its inception on October 11, 2006 through June 30, 2007. The Company recognized a net loss of $53,710 during that period. Expenses during this period were comprised mainly of professional fees and administrative costs. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At June 30, 2007, the Company had total capital resources consisting of $864 in cash. The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

{A0040282.DOC}

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

{A0040282.DOC}

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

Dated:  August 20, 2007

AMBER HILL, INC.

By: /s/ Julia J. Alexander

           Julia J. Alexander

{A0040282.DOC}

8