Form 10-Q
period 2007-09-30
Amber Hill, Inc.
filed 2008-02-15
CIK 1384395

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007:  9,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

AMBER HILL, INC.
(a corporation in the development stage)

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – September 30, 2007 (unaudited)………………… ………………………………………………. 3

Statements of Operations for the nine months ended September 30, 2007 and the cumulative period from October 11, 2006 (inception) to September 30, 2007 (unaudited)………… … 4

Statements of Cash Flows for the nine months ended March 31, 2007 And the cumulative period from October 11, 2006 (inception) to September 30, 2007 (unaudited) 5

Statements of Stockholder's Equity for the nine months period ended September 30, 2007 6

Item 2.  Management's Discussion and Analysis or Plan of Operation

7

Item 3.  Controls and Procedures

8

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

8

Item 3.  Defaults Upon Senior Securities

8

Item 4.  Submission of Matters to a Vote of Security Holders

8

Item 5.  Other Information

8

Item 6.  Exhibits

9

Signatures

9

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Balance Sheet
As of September 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$ 858
TOTAL CURRENT ASSETS	858

TOTAL ASSETS	$ 858

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2007)	$ -
Common stock ($.0001 par value; 100,000,000 shares authorized:
9,000,000 issued and outstanding at December 31, 2007)	900
Paid in Capital	53,674
Retained Deficit	(53,716)
TOTAL STOCKHOLDERS' EQUITY	858

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 858

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Statement of Operations
For the Nine Months Ended September 30. 2007

	For the	Cumulative
	Nine Months	Totals
	Ended	Since
	30-Sep-07	Inception
REVENUES:
Income	$ -	$ -
Total Revenue		-

EXPENSES:
Professional Fees	19,018	52,443
Selling, General, and Administrative	21	1,232
Total Expenses	19,039	53,675

Loss from operations	$ (19,039)	$ (53,675)

Provision for income taxes	-	-

NET LOSS	$ (19,039)	$ (53,675)

Basic and fully diluted net loss per common share:	$ (0.002)	$ (0.006)

Weighted average common shares outstanding	9,000,000	9,000,000

Amber Hill, Inc.
(A Development Stage Company)
Unaudited Statement of Cash Flows
For the Nine Months Ended September 30, 2007

	For the	Cumulative
	Nine Months	Totals
	Ended	Since
	30-Sep-07	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (19,039)	$ (53,716)
Adjustments to reconcile net (loss) to net cash used in operations:
Expenses paid by stockholders	-	-
NET CASH USED IN OPERATING ACTIVITIES	(19,039)	(53,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	900
Contributions of capital in cash by members	13,342	53,674
	13,342	54,574

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,697)	858

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6,555	-

END OF THE PERIOD	$ 858	$ 858

Amber Hill, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2007

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, October 11, 2006 (inception)	$ -	$ -	$ -	$ -	$ -	$ -

Net loss for the period	-	-	-	-	-	(34,677)

Capital Contributions	-	-	-	-	40,332	-

Issuance of common shares	9,000,000	900	-	-		-

Balances, December 31, 2006	9,000,000	$ 900	-	$ -	$ 40,332	$ (34,677)

Net loss for the period	-	-	-	-	-	(19,039)

Capital Contributions	-	-	-	-	13,342	-

Issuance of common shares	-	-	-	-	-	-
Balances, September 30, 2007	9,000,000	$ 900	-	$ -	$ 53,674	$ (53,716)

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

Results of Operation

The Company did not have any operating income from its inception on October 11, 2006 through September 30, 2007. The Company recognized a net loss of $53,675 during that period. Expenses during this period were comprised mainly of professional fees and administrative costs. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At September 30, 2007, the Company had total capital resources consisting of $858 in cash. The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

Dated:  February 5, 2008

AMBER HILL, INC.

By: /s/ Julia J. Alexander

           Julia J. Alexander

9